Form 10-Q
period 2011-09-30
Trophy Hunting Unlimited, Inc.
filed 2011-11-01
CIK 1508332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2011

or

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________  to  ___________________________

Commission File Number:  000-54454

TROPHY HUNTING UNLIMITED, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5250993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7500 Saddle Mountain Road, Bozeman, MT	59715
(Address of principal executive offices)	(Zip Code)

406-587-5933

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X . Yes       .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  X . Yes       .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .

Accelerated filer       .

Non-accelerated filer       .   (Do not check if a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  X .  Yes      .  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

      .  Yes      .  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 6, 2011:  51,991,000

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Current Assets
Cash	$1,090	$46,003
Total Current Assets	1,090	46,003

Total Assets	$1,090	$46,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$7,673	$6,481
Notes Payable - Related Party	8,752	22,980
Deferred Compensation	2,375	125
Accrued Interest Payable - Related Party	270	7,379
Total Current Liabilities	19,070	36,965
Total Liabilities	19,070	36,965

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized. 51,991,000 shares issued and outstanding.

	51,991	51,991
Paid in Capital	101,544	101,544
Deficit Accumulated During the Development Stage	(171,515)	(144,497)
Total Stockholders' Equity (Deficit)	(17,980)	9,038

Total Liabilities and Stockholders' Equity (Deficit)	$1,090	$46,003

See accompanying notes to financial statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,		From Inception through
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)	September 30, 2011 (unaudited)

Sales	$-	$-	$-	$-	$84,400

Cost of Goods Sold	-	-	-	-	11,500

Gross Profit (Loss)	-	-	-	-	72,900

General and Administrative Costs	780	750	2,280	2,250	179,562
Professional Fees	13,773	5,346	23,574	13,721	53,070

Income (Loss) from Operations	(14,553)	(6,096)	(25,854)	(15,971)	(159,732)

Interest Expense	251	653	1,164	1,900	11,783

Loss from Continuing Operations Before Income Taxes	(14,804)	(6,749)	(27,018)	(17,871)	(171,515)

Income Tax - Current	-	-	-	-	-

Net Income (Loss)	$(14,804)	$(6,749)	$(27,018)	$(17,871)	$(171,515)

Net Loss per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	51,991,000	11,991,000	51,991,000	11,991,000

See accompanying notes to financial statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30,		From Inception through
	2011 (unaudited)	2010 (unaudited)	September 30, 2011 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(27,018)	$(17,871)	$(171,515)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	-	-	19,323
Loss on Sale of Fixed Assets	-	-	3,693
Contributed Services	-	-	14,785
Increase (Decrease) in:
Accounts Payable	1,192	2,221	7,673
Accrued Interest Payable	(7,109)	1,900	270
Prepaid Expenses	-	(2,700)	-
Deferred Compensation	2,250	2,250	2,375
Net Cash Used in Operating Activities	(30,685)	(14,200)	(123,396)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(28,016)
Proceeds on the Sale of Fixed Assets	-	-	5,000
Net Cash Used in Investing Activities	-	-	(23,016)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	138,750
Proceeds from Notes Payable - Related Parties	-	-	47,500
Payments on Notes Payable - Related Parties	(14,228)	-	(38,748)
Net Cash Provided by (Used In) Financing Activities	(14,228)	-	147,502

Net Increase (Decrease) in Cash	(44,913)	(14,200)	1,090

Cash, Beginning of Period	46,003	21,983	-

Cash, End of Period	$1,090	$7,783	$1,090

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$8,272	$-	$9,852
Income Taxes	-	-	-

See accompanying notes to financial statements

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Trophy Hunting Unlimited, Inc., (the Company) was incorporated under the laws of the State of Nevada on June 26, 2006.  The Company's business activities consisted of providing guided deer and bird hunts in Texas.  Currently the Company is seeking other business opportunities.  The Company has determined that while revenue is present, it is not significant enough to justify the Company leaving the development stage.  As such, the Company is considered a development stage company.

Basis of Presentation

The interim financial information of the Company as of September 30, 2011 and for the nine-month period ended September 30, 2011 and 2010 and for the period from inception to September 30, 2011 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Registration Statement on Form 10 for the year ended December 31, 2010. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10 for the year ended December 31, 2010.

Note 2 - Related Party Transactions and Notes Receivable

As of September 30, 2011 and December 31, 2010, the Company has notes payable to shareholders/directors totaling  $8,752 and $22,980, respectively.  On September 25, 2011, the Company paid back a portion of these notes and accrued interest.  The notes have an interest rate of 8% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $270 and $7,379 as of September 30, 2011 and December 31, 2010, respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $750 and $2,250 for the three and nine month periods ended September 30, 2011 and 2010, respectively.   Deferred compensation in excess of one year accrues interest at a rate of 8.0% per year.  Interest expense related to deferred compensation is $0 and $190 for the three months ended September 30, 2011 and 2010, respectively, and $0 and $525 for the nine months ended September 30, 2011 and 2010.

On December 13, 2010, the Company's former president resigned from his duties.  In accordance with ASC 470, Debt, his deferred compensation and related interest expense in the amount of $14,785 was reclassified as a contribution of equity as of December 31, 2010.

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

Note 3 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2011.

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock.  During 2006 the Company issued 11,000,000 shares of common stock for cash of $11,000 at $0.001 per share and 800,000 shares of common stock for cash of $40,000 at $0.05 per share.  During 2007 the Company issued 191,000 shares of common stock for cash of $47,750 at $0.25 per share.  In December 2010 the Company issued 40,000,000 shares of common stock for cash of $40,000 at $0.001 per share.  This resulted in change of control of the Company.

The Company has 51,991,000 shares issued and outstanding as of September 30, 2011.

Note 4 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 5 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Income (Loss) available to common Stockholders (numerators)	$(14,804)	$(6,749)	$(27,018)	$(17,871)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	$51,991,000	$11,991,000	$51,991,000	$11,991,000

Dilutive loss per share was presented; however, there was no impact because the Company had no common equivalent shares for any of the periods presented that would affect the computation of diluted loss per share.  Furthermore, as the Company has losses for the periods ended September 30, 2011, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculation.

Note 6 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has recently re-entered the development stage and has no current operations.   The Company is currently focusing its efforts on finding a well-capitalized merger candidate to recommence its operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard management is proposing to raise any necessary funds through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 7 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date and has concluded that no recognized or nonrecognized subsequent events have occurred since September 30, 2011.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

Trophy Hunting Unlimited, Inc. (the "Company", "our", "us" or "we") was incorporated under the laws of the State of Nevada on June 26, 2006.  The Company’s business activities consisted of providing guided deer and bird hunts in Texas. We have no full-time employees and own no real estate or personal property. Currently the Company is seeking other business opportunities. The Company is considered a development stage company.  The Company is seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity. The Company has not yet identified any potential merger or acquisition candidates.

Since ceasing its operations, the Company has focused its efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving “start up” or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business. We do not have any employment or compensation agreements in place with our officer and director although he is reimbursed for expenditures advanced on our behalf.

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report. The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company’s current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

We did not generate any revenue for the three months ended September 30, 2011 or 2010. For the three months ended September 30, 2011 we had general and administrative expenses of $780, professional fees of $13,773 and interest expense of $251 for a total net loss of $14,804 compared to general and administrative expense of $750, professional fees of $5,346 and interest expense of $653 for a total net loss of $6,749 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

We did not generate any revenue for the nine months ended September 30, 2011 or 2011.  For the nine months ended September 30, 2011 we had general and administrative expenses of $2,280, professional fees of $23,574, interest expense of $1,164 for a total net loss of $27,018 compared to general and administrative expense of $2,250, professional fees of $13,721 and interest expense of $1,900 for a total net loss of $17,871 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2011, reflects total assets of $1,090 in cash. As of September 30, 2011, our liabilities were $19,070 which included $7,673 in accounts payable, $270 in accrued interest, $8,752 in a note payable, and $2,375 in deferred compensation.

As of September 30, 2011 and December 31, 2010, the Company has notes payable to shareholders/directors totaling  $8,752 and $22,980, respectively.  On September 25, 2011, the Company paid back a portion of these notes and accrued interest.  The notes have an interest rate of 8% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $270 and $7,379 as of September 30, 2011 and December 31, 2010, respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $750 and $2,250 for the three and nine month periods ended September 30, 2011 and 2010, respectively.  Deferred compensation in excess of one year accrues interest at a rate of 8.0% per year.  Interest expense related to deferred compensation is $0 and $190 for the three months ended September 30, 2011 and 2010, respectively, and $0 and $525 for the nine months ended September 30, 2011 and 2010.

On December 13, 2010, the Company's former president resigned from his duties.  In accordance with ASC 470, Debt, his deferred compensation and related interest expense in the amount of $14,785 was reclassified as a contribution of equity as of December 31, 2010.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence. We estimate our ongoing expenses to be $20,000 per year. We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.

In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

The Company has no other assets or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Debra H. Arkell (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our officer further concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In December 2010 the Company issued 40,000,000 shares of common stock for cash of $40,000 at $0.001 per share.  The shares were sold in a private transaction, to a single investor, not involving any public offering without registration and pursuant to an exemption under Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended. No brokers or commissions were paid on the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROPHY HUNTING UNLIMITED, INC.

Date: November 1, 2011

By: /s/ Debra H. Arkell

Debra H. Arkell, President and Chief Financial Officer