Form 10-Q
period 2012-03-31
Trophy Hunting Unlimited, Inc.
filed 2012-05-15
CIK 1508332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

 X .  Yes        ..  No

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2012:  51,991,000

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Current Assets
Cash	$564	$465
Total Current Assets	564	465

Total Assets	$564	$465

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$12,816	$10,760
Notes Payable - Related Party	14,252	8,752
Deferred Compensation	3,875	3,125
Accrued Interest Payable - Related Party	682	450
Total Current Liabilities	31,625	23,087
Total Liabilities	31,625	23,087

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized. 51,991,000 shares issued and outstanding.

	51,991	51,991
Paid in Capital	101,544	101,544
Deficit Accumulated During the Development Stage	(184,596)	(176,157)
Total Stockholders' Deficit	(31,061)	(22,622)

Total Liabilities and Stockholders' Deficit	$564	$465

See accompanying notes to condensed financial statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011 and from inception (June 26, 2006) through March 31, 2012

	For the three months ended March 31,		From Inception through
	2012 (unaudited)	2011 (unaudited)	March 31, 2012 (unaudited)

Sales	$-	$-	$84,400

Cost of Goods Sold	-	-	11,500

Gross Profit	-	-	72,900

General and Administrative Costs	750	750	181,063
Professional Fees	7,457	3,573	64,239

Loss from Operations	(8,207)	(4,323)	(172,402)

Interest Expense	232	454	12,194

Loss from Continuing Operations Before Income Taxes	(8,439)	(4,777)	(184,596)

Income Tax - Current	-	-	-

Net Loss	$(8,439)	$(4,777)	$(184,596)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	51,991,000	51,991,000

See accompanying notes to condensed financial statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011 and from inception (June 26, 2006) through March 31, 2012

	For the Three Months Ended March 31,		From Inception through March 31,
	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(8,439)	$(4,777)	$(184,596)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	-	-	19,323
Loss on Sale of Fixed Assets	-	-	3,693
Contributed Services	-	-	14,785
Increase (Decrease) in:
Accounts Payable	2,056	3,573	12,816
Accrued Interest Payable	232	454	682
Deferred Compensation	750	750	3,875
Net Cash Used by Operating Activities	(5,401)	-	(129,422)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(28,016)
Proceeds on the Sale of Fixed Assets	-	-	5,000
Net Cash Used by Investing Activities	-	-	(23,016)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	138,750
Proceeds from Notes Payable - Related Parties	5,500	-	53,000
Payments on Notes Payable - Related Parties	-	-	(38,748)
Net Cash Provided by Financing Activities	5,500	-	153,002

Net Increase in Cash	99	-	564

Cash, Beginning of Period	465	46,003	-

Cash, End of Period	$564	$46,003	$564

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$9,852
Income Taxes	-	-	-

See accompanying notes to condensed financial statements

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

Basis of Presentation

The interim financial information of the Company as of March 31, 2012 and for the three-month period ended March 31, 2012 and 2011 and for the period from inception to March 31, 2012 is unaudited, and the balance sheet as of December 31, 2011 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2012. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

Note 2 - Related Party Transactions and Notes Receivable

As of March 31, 2012 and December 31, 2011, the Company has notes payable to shareholders/directors totaling  $14,252 and $8,752, respectively.  On February 14, 2012 the Company entered into a note payable with a related party in the amount of $3,000.  On March 13, 2012 the Company entered into a note payable with a related party in the amount of $2,500. The notes have an interest rate of 8% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $662 and $447 as of March 31, 2012 and December 31, 2011, respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $750 for the three month periods ended March 31, 2012 and 2011.   Deferred compensation in excess of one year accrues interest at a rate of 8.0% per year.  Interest expense related to deferred compensation is $20 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Note 3 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2012.

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

The Company has 51,991,000 shares issued and outstanding as of March 31, 2012.

Note 4 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 5 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended March 31,
	2012	2011

Income (Loss) available to common Stockholders (numerator)	$(8,439)	$(4,777)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	51,991,000	51,991,000

Dilutive loss per share was not presented as it is equivalent to basic loss per share for the three months ended March 31, 2012 and 2011.

Note 6 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is a development stage company and has no current operations.   The Company is currently focusing its efforts on finding a well-capitalized merger candidate to recommence its operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard management is proposing to raise any necessary  funds through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 7 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date and has concluded that no recognized or nonrecognized subsequent events have occurred since March 31, 2012.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

We did not generate any revenue for the three months ended March 31, 2012 or 2011. For the three months ended March 31, 2012 we had general and administrative expenses of $750, professional fees of $7,457 and interest expense of $232 for a total net loss of $8,439 compared to general and administrative expense of $750, professional fees of $3,573 and interest expense of $454 for a total net loss of $4,777 for the three months ended March 31, 2011.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2012, reflects total assets of $564 in cash. As of March 31, 2012, our liabilities were $31,625 which included $12,816 in accounts payable, $682 in accrued interest, $14,252 in notes payable, and $3,875 in deferred compensation.

As of March 31, 2012 and December 31, 2011, the Company has notes payable to shareholders/directors totaling  $14,252 and $8,752, respectively.  On February 14, 2012 the Company entered into a note payable with a related party in the amount of $3,000.  On March 13, 2012 the Company entered into a note payable with a related party in the amount of $2,500. The notes have an interest rate of 8% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $662 and $447 as of March 31, 2012 and December 31, 2011, respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $750 for the three month periods ended March 31, 2012 and 2011.   Deferred compensation in excess of one year accrues interest at a rate of 8.0% per year. Interest expense related to deferred compensation is $20 and $0 for the three months ended March 31, 2012 and 2011, respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Debra H. Arkell (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2012, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Date: May 15, 2012

By: /s/ Debra H. Arkell

Debra H. Arkell, President and Chief Financial Officer

7