Form 10-Q
period 2012-06-30
Trophy Hunting Unlimited, Inc.
filed 2012-08-13
CIK 1508332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2012:  51,991,000

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

Index to Financial Statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS (unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$429	$465
Total Current Assets	429	465

Total Assets	$429	$465

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$12,990	$10,760
Notes Payable - Related Party	17,252	8,752
Deferred Compensation	4,625	3,125
Accrued Interest Payable - Related Party	1,029	450
Total Current Liabilities	35,896	23,087
Total Liabilities	35,896	23,087

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized. 51,991,000 shares issued and outstanding.	51,991	51,991
Paid in Capital	101,544	101,544
Deficit Accumulated During the Development Stage	(189,002)	(176,157)
Total Stockholders' Deficit	(35,467)	(22,622)

Total Liabilities and Stockholders' Deficit	$429	$465

See accompanying notes to condensed financial statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011 and from inception (June 26, 2006) through June 30, 2012

	For the three months ended June 30,		For the six months ended June 30,		From Inception through
	2012	2011	2012	2011	June 30, 2012

Sales	$-	$-	$-	$-	$84,400

Cost of Goods Sold	-	-	-	-	11,500

Gross Profit	-	-	-	-	72,900

General and Administrative Costs	760	750	1,510	1,500	181,824
Professional Fees	3,185	6,228	10,643	9,801	67,424

Loss from Operations	(3,945)	(6,978)	(12,153)	(11,301)	(176,348)

Interest Expense	460	458	692	913	12,654

Loss Before Income Taxes	(4,405)	(7,436)	(12,845)	(12,214)	(189,002)

Income Tax - Current	-	-	-	-	-

Net Loss	$(4,405)	$(7,436)	$(12,845)	$(12,214)	$(189,002)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	51,991,000	51,991,000	51,991,000	51,991,000

See accompanying notes to condensed financial statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
For the Six Months Ended June 30, 2012 and 2011 and from inception (June 26, 2006) through June 30, 2012
	For the Six Months Ended June 30,		From Inception through
	2012	2011	June 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(12,845)	$(12,214)	$(189,002)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activites:
Depreciation Expense	-	-	19,323
Loss on Sale of Fixed Assets	-	-	3,693
Contributed Services	-	-	14,785
Increase (Decrease) in:
Accounts Payable	2,230	(1,481)	12,990
Accrued Interest Payable	579	913	1,029
Deferred Compensation	1,500	1,500	4,625
Net Cash Used by Operating Actvities	(8,536)	(11,282)	(132,557)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(28,016)
Proceeds on the Sale of Fixed Assets	-	-	5,000
Net Cash Used by Investing Activities	-	-	(23,016)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	138,750
Proceeds from Notes Payable - Related Parties	8,500	-	56,000
Payments on Notes Payable - Related Parties	-	-	(38,748)
Net Cash Provided by Financing Activities	8,500	-	156,002

Net Increase (Decrease) in Cash	(36)	(11,282)	429

Cash, Beginning of Period	465	46,003	-

Cash, End of Period	$429	$34,721	$429

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$9,852
Income Taxes	-	-	-

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

Basis of Presentation

The interim financial information of the Company as of June 30, 2012 and for the six-month period ended June 30, 2012 and 2011 and for the period from inception of development stage June 26, 2006 to June 30, 2012 is unaudited, and the balance sheet as of December 31, 2011 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with   U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2012. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

Note 2 - Related Party Transactions and Notes Payable

As of June 30, 2012 and December 31, 2011, the Company has notes payable to shareholders/directors totaling  $17,252 and $8,752, respectively. The notes have an interest rate of 8% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $976 and $447 as of June 30, 2012 and December 31, 2011, respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $750 and $750 for the three month periods ended June 30, 2012 and 2011 and $1,500 and $1,500 for the six month periods ended June 30, 2012 and 2011, respectively. Deferred compensation in excess of one year accrues interest at a rate of 8.0% per year. Interest expense related to deferred compensation is $33 and $0 for the three months ended June 30, 2012 and 2011, respectively, and $50 and $0 for the six months ended June 30, 2012 and 2011. Accrued interest related to deferred compensation is $53 and $3 as of June 30, 2012 and December 31, 2011, respectively.

Note 3 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2012.

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

The Company has 51,991,000 shares issued and outstanding as of June 30, 2012.

Note 4 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 5 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Income (Loss) available to common
Stockholders (numerator)	$(4,405)	$(7,436)	$(12,845)	$(12,214)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	51,991,000	51,991,000	51,991,000	51,991,000

Dilutive loss per share is equivalent to basic loss per share for the three and six months ended June 30, 2012 and 2011.

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

Note 7 - Subsequent Events

On July 17,  2012 the Company executed a promissory note in which it borrowed $750 from a related party.  The note is due on demand and accrues interest at a rate of 8.0%.  Proceeds from the note will be used to cover operations.

On August 7,  2012 the Company executed a promissory note in which it borrowed $3,800 from a related party.  The note is due on demand and accrues interest at a rate of 8.0%.  Proceeds from the note will be used to cover operations.

The Company has evaluated subsequent events from the balance sheet date and has concluded that there are no additional recognized or nonrecognized subsequent events have occurred since June 30, 2012.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

We did not generate any revenue for the three months ended June 30, 2012 or 2011. For the three months ended June 30, 2012 we had general and administrative expenses of $760, professional fees of $3,185 and interest expense of $460 for a total net loss of $4,405 compared to general and administrative expense of $750, professional fees of $6,228 and interest expense of $458 for a total net loss of $7,436 for the three months ended June 30, 2011. Our increase in expenses for 2011 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

We did not generate any revenue for the six months ended June 30, 2012 or 2011.  For the six months ended June 30, 2012 we had general and administrative expenses of $1,510, professional fees of $10,643 and interest expense of $692 for a total net loss of $12,845 compared to general and administrative expense of $1,500, professional fees of $9,801 and interest expense of $913 for a total net loss of $12,214 for the six months ended June 30, 2011.  Our increase in expenses for 2012 is attributed to an increase in professional fees related to XBRL filing offset by a decrease in interest expense due to the payoff of notes payable.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2012, reflects total assets of $429 in cash. As of June 30, 2012, our liabilities were $35,896 which included $12,990 in accounts payable, $1,029 in accrued interest, $17,252 in notes payable, and $4,625 in deferred compensation.

As of June 30, 2012 and December 31, 2011, the Company has notes payable to shareholders/directors totaling $17,252 and $8,752, respectively.   The notes have an interest rate of 8% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $976 and $447 as of June 30, 2012 and December 31, 2011 respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $750 and $1,500 for the three and six month periods ended June 30, 2012 and 2011, respectively.  Deferred compensation in excess of one year accrues interest at the rate of 8% per year. Interest expense related to deferred compensation is $33 and $0 for the three months ended June 30, 2012 and 2011, respectively and $50 and $0 for the six months ended June 30, 2012 and 2011. Accrued interest related to deferred compensation is $53 and $3 as of June 30, 2012 and December 31, 2011, respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Debra H. Arkell (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, June 30, 2012, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

*The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROPHY HUNTING UNLIMITED, INC.

Date:

August 13, 2012

By: /s/ Debra H. Arkell

Debra H. Arkell, President and Chief Financial Officer