Form 10-Q
period 2013-03-31
Trophy Hunting Unlimited, Inc.
filed 2013-05-14
CIK 1508332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

____________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 17, 2013:  51,991,000

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

Index to Condensed Financial Statements

TROPHY HUNTING UNLIMITED, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS (unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$1,494	$526
Total Current Assets	1,494	526

Total Assets	$1,494	$526

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$13,651	$9,738
Notes Payable - Related Party	32,802	27,802
Deferred Compensation	6,875	6,125
Accrued Interest Payable - Related Party	2,714	2,027
Total Current Liabilities	56,042	45,692
Total Liabilities	56,042	45,692

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized. 51,991,000 shares issued and outstanding

	51,991	51,991
Paid in Capital	101,544	101,544
Deficit Accumulated During the Development Stage	(208,083)	(198,701)
Total Stockholders' Deficit	(54,548)	(45,166)

Total Liabilities and Stockholders' Deficit	$1,494	$526

See accompanying notes to condensed financial statements

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months Ended March 31, 2013 and 2012 and from inception (June 26, 2006) through March 31, 2013

	For the three months ended March 31,		From Inception through March 31,
	2013	2012	2013

Sales	$-	$-	$84,400

Cost of Goods Sold	-	-	11,500

Gross Profit	-	-	72,900

General and Administrative Costs	750	750	184,093
Professional Fees	7,945	7,457	82,497

Loss from Operations	(8,695)	(8,207)	(193,690)

Interest Expense	687	232	14,393

Loss Before Income Taxes	(9,382)	(8,439)	(208,083)

Income Tax - Current	-	-	-

Net Loss	$(9,382)	$(8,439)	$(208,083)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	51,991,000	51,991,000

See accompanying notes to condensed financial statements

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months Ended March 31, 2013 and 2012 and from inception (June 26, 2006) through March 31, 2013

	For the Three Months Ended March 31,		From Inception through March 31,
	2013	2012	2013
Cash Flows from Operating Activities:
Net Loss	$(9,382)	$(8,439)	$(208,083)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	-	-	19,323
Loss on Sale of Fixed Assets	-	-	3,693
Contributed Services	-	-	14,785
Increase (Decrease) in:
Accounts Payable	3,913	2,056	13,650
Accrued Interest Payable	687	232	2,715
Deferred Compensation	750	750	6,875
Net Cash Used by Operating Activities	(4,032)	(5,401)	(147,042)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(28,016)
Proceeds on the Sale of Fixed Assets	-	-	5,000
Net Cash Used by Investing Activities	-	-	(23,016)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	138,750
Proceeds from Notes Payable - Related Parties	5,000	5,500	71,550
Payments on Notes Payable - Related Parties	-	-	(38,748)
Net Cash Provided by Financing Activities	5,000	5,500	171,552

Net Increase in Cash	968	99	1,494

Cash, Beginning of Period	526	465	-

Cash, End of Period	$1,494	$564	$1,494

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$9,852
Income Taxes	-	-	-

See accompanying notes to condensed financial statements

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Trophy Hunting Unlimited, Inc., (the Company) was incorporated under the laws of the State of Nevada on June 26, 2006.  The Company's business activities consisted of providing guided deer and bird hunts in Texas.  Currently the Company is seeking other business opportunities.  The Company has determined that while revenue is historically present, it is not significant enough to justify the Company leaving the development stage.  As such, the Company is considered a development stage company.

Basis of Presentation

The interim financial information of the Company as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 and for the period from inception to March 31, 2013 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

Note 2 - Related Party Transactions and Notes Payable

As of March 31, 2013 and December 31, 2012, the Company has notes payable to shareholders/directors totaling $32,802 and $27,802, respectively.  The notes have an interest rate of 8% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $2,474 and $1,865 as of March 31, 2013 and December 31, 2012, respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $750 for the three month periods ended March 31, 2013 and 2012.   Deferred compensation in excess of one year accrues interest at a rate of 8.0% per year.  Interest expense related to deferred compensation is $78 and $18 for the three months ended March 31, 2013 and 2012, respectively.  Accrued interest related to deferred compensation is $240 and $162 as of March 31, 2013 and December 31, 2012, respectively.

Note 3 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2013.

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

The Company has 51,991,000 shares issued and outstanding as of March 31, 2013.

Note 4 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended March 31,
	2013	2012
Income (Loss) available to common
Stockholders (numerator)	$(9,382)	$(8,439)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	51,991,000	51,991,000

Dilutive loss per share was not presented as it is equivalent to basic loss per share for the three months ended March 31, 2013 and 2012.

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

Note 7 - Subsequent Events

On April 8, 2013 the Company entered into a note payable with a  related party in the amount of $1,000.  The note has an interest rate of 8.0% and is due when called by the Shareholder/director.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

We did not generate any revenue for the three months ended March 31, 2013 or 2012. For the three months ended March 31, 2013 we had general and administrative expenses of $750, professional fees of $7,945 and interest expense of $687 for a total net loss of $9,382 compared to general and administrative expense of $750, professional fees of $7,457 and interest expense of $232 for a total net loss of $8,439 for the three months ended March 31, 2012.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2013, reflects total assets of $1,494 in cash. As of March 31, 2013, our liabilities were $56,042 which included $13,651 in accounts payable, $32,802 in notes payable to a related party, $2,714 in accrued interest to a related party and $6,875 in deferred compensation.

As of March 31, 2013 and December 31, 2012, the Company has notes payable to shareholders/directors totaling $32,802 and $27,802, respectively.   The notes have an interest rate of 8% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $2,474 and $1,865 as of March 31, 2013 and December 31, 2012 respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $750 for the three months ended March 31, 2013.  Deferred compensation in excess of one year accrues interest at the rate of 8% per year. Interest expense related to deferred compensation is $78 and $18 for the three months ended March 31, 2013 and 2012, respectively.  Accrued interest related to deferred compensation is $240 and $163 as of March 31, 2013 and December 31, 2012, respectively.

Subsequent to the date of this quarterly report, on April 8, 2013, the Company executed a promissory note in which it borrowed $1,000 from a related party.  The note is due on demand and accrues interest at a rate of 8.0%.  Proceeds from the note will be used to cover operations.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Debra H. Arkell (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2013, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

(b)

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the Quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: May 14, 2013

By: /s/ Debra H. Arkell

Debra H. Arkell, President and Chief Financial Officer