Form 10-Q
period 2013-09-30
Trophy Hunting Unlimited, Inc.
filed 2013-11-13
CIK 1508332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 14, 2013:  51,991,000

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

Index to Financial Statements

Index

Page

Condensed Balance Sheets	4

Condensed Statements of Operations	5

Condensed Statements of Cash Flows	6

Notes to Condensed Financial Statements	7

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS (unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$1,498	$526
Total Current Assets	1,498	526

Total Assets	$1,498	$526

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$9,695	$9,737
Notes Payable - Related Party	44,792	27,802
Deferred Compensation	8,375	6,125
Accrued Interest Payable - Related Party	3,723	2,028
Total Current Liabilities	66,585	45,692
Total Liabilities	66,585	45,692

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized. 51,991,000 shares issued and outstanding.

	51,991	51,991
Paid in Capital	101,544	101,544
Deficit Accumulated During the Development Stage	(218,622)	(198,701)
Total Stockholders' Deficit	(65,087)	(45,166)

Total Liabilities and Stockholders' Deficit	$1,498	$526

See accompanying notes to condensed financial statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012 and from inception (June 26, 2006) through September 30, 2013

	For the three months ended September 30,		For the nine months ended September 30,		From Inception through
	2013	2012	2013	2012	September 30, 2013

Sales	$-	$-	$-	$-	$84,400

Cost of Goods Sold	-	-	-	-	11,500

Gross Profit	-	-	-	-	72,900

General and Administrative Costs	750	770	2,250	2,280	185,593
Professional Fees	3,604	3,604	15,185	14,246	89,737

Loss from Operations	(4,354)	(4,374)	(17,435)	(16,526)	(202,430)

Interest Expense	969	507	2,486	1,200	16,192

Loss Before Income Taxes	(5,323)	(4,881)	(19,921)	(17,726)	(218,622)

Income Tax - Current	-	-	-	-	-

Net Loss	$(5,323)	$(4,881)	$(19,921)	$(17,726)	$(218,622)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	51,991,000	51,991,000	51,991,000	51,991,000

See accompanying notes to condensed financial statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
For the Nine Months Ended September 30, 2013 and 2012 and from inception (June 26, 2006) through September 30, 2013

	For the Nine Months Ended September 30,		From Inception through September 30,
	2013	2012	2013
Cash Flows from Operating Activities:
Net Loss	$(19,921)	$(17,726)	$(218,622)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	-	-	19,322
Loss on Sale of Fixed Assets	-	-	3,693
Contributed Services	-	-	14,785
Increase (Decrease) in:
Accounts Payable	(42)	(548)	9,695
Accrued Interest Payable	1,695	1,035	3,723
Deferred Compensation	2,250	2,250	8,375
Net Cash Used by Operating Activities	(16,018)	(14,989)	(159,029)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(28,015)
Proceeds on the Sale of Fixed Assets	-	-	5,000
Net Cash Used by Investing Activities	-	-	(23,015)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	138,750
Proceeds from Notes Payable - Related Parties	24,600	15,050	91,150
Payments on Notes Payable - Related Parties	(7,610)	-	(46,358)
Net Cash Provided by Financing Activities	16,990	15,050	183,542

Net Increase in Cash	972	61	1,498

Cash, Beginning of Period	526	465	-

Cash, End of Period	$1,498	$526	$1,498

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$9,852
Income Taxes	-	-	-

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

Basis of Presentation

The interim financial information of the Company as of September 30, 2013 and for the nine-month period ended September 30, 2013 and 2012 and for the period from inception of development stage June 26, 2006 to September 30, 2013 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with   U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

Note 2 - Related Party Transactions and Notes Payable

As of Septmeber 30, 2013 and December 31, 2012, the Company has notes payable to shareholders/directors totaling $44,792 and $27,802, respectively.  The notes have an interest rate of 8% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $3,283 and $1,865 as of September 30, 2013 and December 31, 2012, respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $750 and $750 for the three month periods ended September 30, 2013 and 2012 and $2,250  and $2,250 for the nine month periods ended September 30, 2013 and 2012, respectively.   Deferred compensation in excess of one year accrues interest at a rate of 8.0% per year.  Interest expense related to deferred compensation is $108 and $48 for the three months ended September 30, 2013 and 2012, respectively, and $228 and $98 for the nine months ended September 30, 2013 and 2012.  Accrued interest related to deferred compensation is $440 and $162 as of September 30, 2013 and December 31, 2012, respectively.

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

The Company has 51,991,000 shares issued and outstanding as of September 30, 2013.

Note 4 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 5 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Income (Loss) available to common
Stockholders (numerator)	$(5,323)	$(4,881)	$(19,921)	$(17,726)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	51,991,000	51,991,000	51,991,000	51,991,000

Dilutive loss per share is equivalent to basic loss per share for the three and nine months ended September 30, 2013 and 2012.

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

Note 7 - Subsequent Events

On November 8, 2013 the Company executed a promissory note in which it borrowed $8,250 from a related party.  The note is due on demand and accrues interest at a rate of 8.0%.  Proceeds from the note will be used to cover operations.

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

•

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

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

We did not generate any revenue for the three months ended September 30, 2013 or 2012. For the three months ended September 30, 2013 we had general and administrative expenses of $750, professional fees of $3,604 and interest expense of $969 for a total net loss of $5,323 compared to general and administrative expense of $770, professional fees of $3,604 and interest expense of $507 for a total net loss of $4,881 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

We did not generate any revenue for the nine months ended September 30, 2013 or 2012. For the nine months ended September 30, 2013 we had general and administrative expenses of $2,250, professional fees of $15,185 and interest expense of $2,486 for a total net loss of $19,921 compared to general and administrative expense of $2,280, professional fees of $14,246 and interest expense of $1,200 for a total net loss of $17,726 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2013, reflects total assets of $1,498 in cash. As of September 30, 2013, our liabilities were $66,585 which included $9,695 in accounts payable, $44,792 in notes payable to a related party, $3,723 in accrued interest to a related party and $8,375 in deferred compensation.

As of September 30, 2013 and December 31, 2012, the Company has notes payable to shareholders/directors totaling $44,792 and $27,802, respectively.   The notes have an interest rate of 8% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $3,283 and $1,865 as of September 30, 2013 and December 31, 2012 respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $750 and $750 for the three month periods ended September 30, 2013 and 2012 and $2,250 and $2,250 for the nine month periods ended September 30, 2013 and 2012, respectively. Deferred compensation in excess of one year accrues interest at a rate of 8.0% per year.  Interest expense related to deferred compensation is $108 and $48 for the three months ended September 30, 2013 and 2012, respectively, and $278 and $98 for the nine months ended September 30, 2013 and 2012.  Accrued interest related to deferred compensation is $440 and $162 as of September 30, 2013 and December 31, 2012, respectively.

On November 8, 2013 the Company executed a promissory note in which it borrowed $8,250 from a related party.  The note is due on demand and accrues interest at a rate of 8.0%.  Proceeds from the note will be used to cover operations.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Debra H. Arkell (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2013, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Date: November 13, 2013

By: /s/ Debra H. Arkell

Debra H. Arkell, President and Chief Financial Officer