Form 10-K
period 2013-12-31
Trophy Hunting Unlimited, Inc.
filed 2014-03-28
CIK 1508332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X . No      .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  X . No      .

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2013 and there has been no trading volume in 2013, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 28, 2014 is deemed to be $-0-.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 28, 2014
Common Stock, $.001 par value	51,991,000

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

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company’s sole officer has not entered into a written employment agreement with the Company and she is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company’s business and its likelihood of continuing operations.

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

A business combination involving the issuance of the Company’s common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company’s common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of her participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There was not an active market and no trading volume during fiscal 2013 and there has been no active market or trading volume in 2013.

Holders

As of March 28, 2014, there were approximately 36 shareholders of record holding 51,991,000 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2013 and beyond represent “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, and attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.

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

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2013, reflects total assets of $1,593 in cash. As of December 31, 2013, our liabilities were $72,538 which included $8,818 in accounts payable, $49,852 in a note payable to a related party, $9,125 for deferred compensation and $4,743 in accrued interest payable to a related party.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $20,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.  As of the date of this report we only have $539 in cash and we will need additional funds to cover our expenses for the next twelve months. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended December 31, 2013 and 2012

We have $1,593 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2013 and 2012.  Expenses during the year ended December 31, 2013 were $25,779 for a net loss of $25,779 compared to expenses of $22,544 for a net loss of $22,544 for the year ended December 31, 2012.  Expenses for both years consisted entirely of general and administrative expenses and interest expense.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2013, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2013 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Debra Arkell	57	Sole Officer and Director	December 2010

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

On December 13, 2010, the Company appointed Ms. Debra Arkell to serve on the board of directors and to fill the positions of President, Secretary, Treasurer and sole Director of the Company.  From September 1999 to September 2012, Ms. Arkell has been the Director of Public Services for the City of Bozeman, MT.  In this position, Ms. Arkell was the director of six departments and hundreds of employees.  Her responsibilities included budgeting for the six departments, supervision of the employees and public relations.  Ms. Arkell retired from this position in September 2012. She is a graduate from the North Dakota State School of Science.

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

(3)

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking activities; and

(4)

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2013, 2012 and 2011. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Debra Arkell, President, Treasurer and Secretary	2013 2012 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 28, 2014, the number and percentage of the 51,991,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title ofClass	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Debra H. Arkell	5,000,000	9.6%
	7500 Saddle Mountain Rd.
	Bozeman, MT 59715

Common	Jackson Robert Fitzgerald	35,000,000	67.3%
	4 South Hillside Drive
	Elk Ridge, UT 84651
Total Officers and Directors As a Group (1 Person)		5,000,000	9.6%

(1)

Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of our President to conduct our activities at no charge.

As of December 31, 2013 and 2012, the Company has notes payable to shareholders/directors totaling $49,852 and $27,802, respectively.  The notes have an interest rate of 8.0% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $4,180 and $1,865 as of December 31, 2013 and December 31, 2012, respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $3,000 for the years ended December 31, 2013 and 2012.  Deferred compensation aged in excess of one year accrues interest at a rate of 8.0% per year.  Interest expense related to deferred compensation is $400 and $160 for the years ended December 31, 2013 and 2012, respectively.  Accrued interest related to deferred compensation is $563 and $163 as of December 31, 2013 and 2012, respectively.

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

Each officer and director is, so long as she is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to her attention, either in the performance of her duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that she is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Trophy Hunting Unlimited, Inc. annual financial statements and review of financial statements included in Trophy Hunting’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $9,882 for fiscal year ended 2013 and $8,909 for fiscal year ended 2012.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Trophy Hunting Unlimited, Inc. financial statements that are not reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

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

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation

Exhibit 3(ii)	Bylaws

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

101.INS		Attached

101.SCH		Attached

101.CAL		Attached

101.DEF		Attached

101.LAB		Attached

101.PRE	XBRL Instance Document	Attached

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Label Linkbase Document

XBRL Taxonomy Presentation Linkbase Document

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

TROPHY HUNTERS UNLIMITED, INC.

Date: March 28, 2014	/s/ Debra Arkell
Debra Arkell
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2014	/s/ Debra Arkell
Debra Arkell
Director

TROPHY HUNTING UNLIMITED, INC.

(A Development Stage Company)

Financial Statements and Auditor’s Report

December 31, 2013 and 2012

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Trophy Hunting Unlimited, Inc.

We have audited the accompanying balance sheets of Trophy Hunting Unlimited, Inc. [a development stage company] (the Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2013 and 2012, and the period from inception on June 26, 2006 through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trophy Hunting Unlimited, Inc. [a development stage company] as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from inception on June 26, 2006 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception, has negative working capital, and has not established profitable operations.  These issues raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 28, 2014

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$1,593	$526
Total Current Assets	1,593	526

Total Assets	$1,593	$526

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$8,818	$9,737
Notes Payable - Related Party	49,852	27,802
Deferred Compensation	9,125	6,125
Accrued Interest Payable - Related Party	4,743	2,028
Total Current Liabilities	72,538	45,692
Total Liabilities	72,538	45,692

Stockholders' Deficit
Preferred Stock, $0.001 par value,
10,000,000 shares authorized.
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
200,000,000 shares authorized.
51,991,000 shares issued and outstanding	51,991	51,991
Paid in Capital	101,544	101,544
Deficit Accumulated During Development Stage	(224,480)	(198,701)
Total Stockholders' Deficit	(70,945)	(45,166)

Total Liabilities and Stockholders' Deficit	$1,593	$526

See accompanying notes to financial statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012
and from inception (June 26, 2006) through December 31, 2013

	December 31, 2013	December 31, 2012	From Inception Through December 31, 2013

Sales	$-	$-	$84,400

Cost of Goods Sold	-	-	11,500

Gross Profit	-	-	72,900

General and Administrative Costs	3,000	3,030	186,343
Professional Fees	19,208	17,770	93,760

Loss from operations	(22,208)	(20,800)	(207,203)

Interest expense	3,571	1,744	17,277

Loss from Continuing Operations Before Income Taxes	(25,779)	(22,544)	(224,480)

Income Tax - Current	-	-	-

Net Loss	$(25,779)	$(22,544)	$(224,480)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	51,991,000	51,991,000

See accompanying notes to financial statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012
and from inception (June 26, 2006) through December 31, 2013

	December 31, 2013	December 31, 2012	From Inception Through December 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(25,779)	$(22,544)	$(224,480)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	-	-	19,322
Loss on Sale of Fixed Assets	-	-	3,693
Contributed Services	-	-	14,785
Increase (Decrease) in:
Accounts Payable	(919)	(1,023)	8,818
Accrued Interest Payable	2,715	1,578	4,743
Deferred Compensation	3,000	3,000	9,125
Net Cash Used by Operating Activities	(20,983)	(18,989)	(163,994)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(28,015)
Proceeds on the Sale of Fixed Assets	-	-	5,000
Net Cash Used by Investing Activities	-	-	(23,015)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	138,750
Proceeds from Notes Payable - Related Parties	32,850	19,050	99,400
Payments on Notes Payable - Related Parties	(10,800)	-	(49,548)
Net Cash Provided by Financing Activities	22,050	19,050	188,602

Net Increase in Cash	1,067	61	1,593

Cash, Beginning of Period	526	465	-

Cash, End of Period	$1,593	$526	$1,593

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$856	$-	$10,708
Income Taxes	-	-	-

See accompanying notes to financial statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Inception, June 26, 2006	-	$-	$-	$-	$-

Issuance of Common Stock	11,800,000	11,800	39,200	-	51,000
Net Loss	-	-	-	(65,302)	(65,302)

Balance at December 31, 2006	11,800,000	11,800	39,200	(65,302)	(14,302)

Issuance of Common Stock	191,000	191	47,559	-	47,750
Net Loss	-	-	-	(30,125)	(30,125)

Balance at December 31, 2007	11,991,000	$11,991	$86,759	$(95,427)	$3,323

Net Loss	-	-	-	(10,085)	(10,085)

Balance at December 31, 2008	11,991,000	11,991	86,759	(105,512)	(6,762)

Net Loss	-	-	-	(10,956)	(10,956)

Balance at December 31, 2009	11,991,000	11,991	86,759	(116,468)	(17,718)

Sale of Stock	40,000,000	40,000	-	-	40,000
Services Contributed by President	-	-	14,785	-	14,785
Net Loss	-	-	-	(28,029)	(28,029)

Balance at December 31, 2010	51,991,000	51,991	101,544	(144,497)	9,038

Net Loss	-	-	-	(31,660)	(31,660)

Balance at December 31, 2011	51,991,000	$51,991	$101,544	$(176,157)	$(22,622)

Net Loss	-	-	-	(22,544)	(22,544)

Balance at December 31, 2012	51,991,000	$51,991	$101,544	$(198,701)	$(45,166)

Net Loss	-	-	-	(25,779)	(25,779)

Balance at December 31, 2013	51,991,000	$51,991	$101,544	$(224,480)	$(70,945)

See accompanying notes to financial statements

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Trophy Hunting Unlimited, Inc., (“the Company”) was incorporated under the laws of the State of Nevada on June 26, 2006.  The Company's business activities consisted of providing guided deer and bird hunts in Texas.  Currently the Company is seeking other business opportunities.  The Company is considered a development stage company.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value of assets to be used and fair value less disposal cost for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued loss associated with assets used to generate revenue.  The Company has no long-lived assets as of December 31, 2013 and 2012.

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

Loss Per Share

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

Note 2 - Related Party Transactions

As of December 31, 2013 and 2012, the Company has notes payable to shareholders/directors totaling $49,852 and $27,802, respectively.  The notes have an interest rate of 8.0% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $4,180 and $1,865 as of December 31, 2013 and December 31, 2012, respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $3,000 for the years ended December 31, 2013 and 2012.  Deferred compensation in aged excess of one year accrues interest at a rate of 8.0% per year.  Interest expense related to deferred compensation is $400 and $160 for the years ended December 31, 2013 and 2012, respectively.  Accrued interest related to deferred compensation is $563 and $163 as of December 31, 2013 and 2012, respectively.

Note 3 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2013 and 2012.

The provision for income taxes consists of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Current Tax
Federal	$-	$-
State	-	-
Deferred Taxes
Federal	(8,764)	(6,454)
Benefits of operating loss carryforwards	8,764	6,454
State	-	-
Total Provision	-	-

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2013 and 2012:

	Current	Noncurrent	Total
For the Year Ended December 31, 2013
Deferred Tax Asset
Net Operating Loss	$-	$64,670	$64,670
Accrued Interest	1,214	-	1,214
Deferred Compensation	3,294	-	3,294
Total Deferred Tax Asset	4,508	64,670	69,178
Valuation Allowance	(4,508)	(64,670)	(69,178)
Net Deferred Tax Asset	-	-	-
Net Deferred Tax Liability	-	-	-
Net Deferred Tax	-	-	-

	Current	Noncurrent	Total
For the Year Ended December 31, 2012
Deferred Tax Asset
Net Operating Loss	$-	$57,683	$57,683
Accrued Interest	593	-	593
Deferred Compensation	2,138	-	2,138
Total Deferred Tax Asset	2,731	57,683	60,414
Valuation Allowance	(2,731)	(57,683)	(60,414)
Net Deferred Tax Asset	-	-	-
Net Deferred Tax Liability	-	-	-
Net Deferred Tax	-	-	-

The Valuation allowance has increased $8,764 from $60,414 during the year ended December 31, 2013.

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	December 31, 2013	December 31, 2012
Book income (statutory rate)	$(8,764)	$(7,665)
Extinguishment of debt	-	-
Valuation allowance	8,764	10,078
Other, net	-	(2,413)
Tax at effective rate	$-	$-

At December 31, 2013 and 2012, the Company had net operating loss carryforwards of approximately $190,207 and $169,655, respectively, that will expire beginning with the year 2026 through 2033.  No tax benefit has been reported in the December 31, 2013 and 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The company has the following carryforwards available as of the date of the report:

Operating Losses
Amount	Expires
$62,036	2026
$24,294	2027
$4,041	2028
$7,956	2029
$25,029	2030
$27,317	2031
$18,982	2032
$20,522	2033

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The tax years 2012, 2011, 2010, 2009, 2008, 2007 and 2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2013 and 2012.

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

The Company has 51,991,000 shares issued and outstanding as of December 31, 2013.

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 6 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the years ended December 31,
	2013	2012
Income (Loss) available to common
Stockholders (numerator)	$(25,779)	$(22,544)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	51,991,000	51,991,000

Dilutive loss per share is equivalent to basic loss per share for the years ended December 31, 2013 and 2012.

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

Note 8 - Subsequent Events

The Company has evaluated subsequent events as of the financial statement date according to the requirements of ASC 855 and concluded there are no additional events to disclose.