Form 10-Q
period 2014-03-31
Trophy Hunting Unlimited, Inc.
filed 2014-05-15
CIK 1508332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2014:  51,991,000

TROPHY HUNTING UNLIMITED, INC.

(A Development Stage Company)

Financial Statements

March 31, 2014 and 2013

TROPHY HUNTING UNLIMITED, INC.

(A DEVELOPMENT STAGE COMPANY)

Index to Financial Statements

Index

Page

Condensed Balance Sheets

4

Condensed Statements of Operations

5

Condensed Statements of Cash Flows

6

Notes to Condensed Financial Statements

7

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
March 31, 2014
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$1,485	$1,593
Total Current Assets	1,485	1,593

Total Assets	$1,485	$1,593

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$11,514	$8,818
Notes Payable - Related Party	54,852	49,852
Deferred Compensation	9,875	9,125
Accrued Interest Payable - Related Party	5,878	4,743
Total Current Liabilities	82,119	72,538
Total Liabilities	82,119	72,538

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized. 51,991,000 shares issued and outstanding

	51,991	51,991
Paid in Capital	101,544	101,544
Deficit Accumulated During Development Stage	(234,169)	(224,480)
Total Stockholders' Deficit	(80,634)	(70,945)

Total Liabilities and Stockholders' Deficit	$1,485	$1,593

See accompanying notes to financial statements

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 and 2013
and from inception (June 26, 2006) through March 31, 2014
(Unaudited)

	March 31, 2014	March 31, 2013	From Inception Through March 31, 2014

Sales	$-	$-	$84,400

Cost of Goods Sold	-	-	11,500

Gross Profit	-	-	72,900

General and Administrative Costs	858	750	187,201
Professional Fees	7,632	7,945	101,392

Loss from operations	(8,490)	(8,695)	(215,693)

Interest expense	1,199	687	18,476

Loss from Continuing Operations Before Income Taxes	(9,689)	(9,381)	(234,169)

Income Tax - Current	-	-	-

Net Loss	(9,689)	(9,381)	(234,169)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	51,991,000	51,991,000

See accompanying notes to financial statements

TROPHY HUNTING UNLIMITED, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
and from inception (June 26, 2006) through March 31, 2014
(Unaudited)

	March 31, 2014	March 31, 2013	From Inception Through March 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(9,689)	$(9,382)	$(234,169)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	-	-	19,322
Loss on Sale of Fixed Assets	-	-	3,693
Contributed Services	-	-	14,785
Increase (Decrease) in:
Accounts Payable	2,696	3,913	11,514
Accrued Interest Payable	1,135	687	5,878
Deferred Compensation	750	750	9,875
Net Cash Used by Operating Activities	(5,108)	(4,032)	(169,102)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(28,015)
Proceeds on the Sale of Fixed Assets	-	-	5,000
Net Cash Used by Investing Activities	-	-	(23,015)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	138,750
Proceeds from Notes Payable - Related Parties	5,000	5,000	104,400
Payments on Notes Payable - Related Parties	-	-	(49,548)
Net Cash Provided by Financing Activities	5,000	5,000	193,602

Net Increase (Decrease) in Cash	(108)	968	1,485

Cash, Beginning of Period	1,593	526	-

Cash, End of Period	$1,485	$1,494	$1,485

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$10,708
Income Taxes	-	-	-

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

Basis of Presentation

The interim financial information of the Company as of March 31, 2014 and for the three-month period ended March 31, 2014 and 2013 and for the period from inception of development stage June 26, 2006 to March 31, 2014 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with   U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2013.

Note 2 - Related Party Transactions

As of March 31, 2014 and December 31 2013, the Company has notes payable to shareholders/directors totaling $54,852 and $49,852, respectively.  The notes have an interest rate of 8.0% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $5,178 and $4,180 as of March 31, 2014 and December 31, 2013, respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $750 for the three months ended March 31, 2014 and 2013.  Deferred compensation in aged excess of one year accrues interest at a rate of 8.0% per year.  Interest expense related to deferred compensation is $138 and $78 for the three months ended March 31, 2014 and 2013, respectively.  Accrued interest related to deferred compensation is $700 and $563 as of March 31, 2014 and December 31, 2013, respectively.

Note 3 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2014.

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

The Company has 51,991,000 shares issued and outstanding as of March 31, 2014.

Note 4 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 5 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended March 31,
	2014	2013
Income (Loss) available to common
Stockholders (numerator)	$(9,689)	$(9,381)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	51,991,000	51,991,000

Dilutive loss per share is equivalent to basic loss per share for the periods ended March 31, 2014 and 2013.

Note 6 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company is considered to be in the development stage and has no current operations.   The Company is currently focusing its efforts on finding a well-capitalized merger candidate to recommence its operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard management is proposing to raise any necessary funds through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 7 - Subsequent Events

On May 9, 2014 the Company executed a promissory note in which it borrowed $4,000 from a related party.  The note is due on demand and accrues interest at a rate of 8.0%.  Proceeds from the note will be used to cover operations.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

We did not generate any revenue for the three months ended March 31, 2014 or 2013. For the three months ended March 31, 2014 we had general and administrative expenses of $858, professional fees of $7,632 and interest expense of $1,199 for a total net loss of $9,689 compared to general and administrative expense of $750, professional fees of $7,945 and interest expense of $687 for a total net loss of $9,381 for the three months ended March 31, 2013.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2014, reflects total assets of $1,485 in cash. As of March 31, 2014, our liabilities were $82,119 which included $11,514 in accounts payable, $54,852 in notes payable to a related party, $5,878 in accrued interest to a related party and $9,875 in deferred compensation.

As of March 31, 2014 and December 31, 2013, the Company has notes payable to shareholders/directors totaling $54,852 and $49,852, respectively.   The notes have an interest rate of 8.0% and are due when called by the shareholders/directors.  Accrued interest related to these notes is $5,178 and $4,180 as of March 31, 2014 and December 31, 2013 respectively.

Included in the payroll expense are amounts for services rendered by the President, estimated at $750 and $750 for the three month periods ended March 31, 2014 and 2013, respectively. Deferred compensation in excess of one year accrues interest at a rate of 8.0% per year.  Interest expense related to deferred compensation is $138 and $78 for the three months ended March 31, 2014 and 2013, respectively.  Accrued interest related to deferred compensation is $700 and $563 as of March 31, 2014 and December 31, 2013, respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Debra H. Arkell (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2014, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Date: May 15, 2014

By: /s/ Debra H. Arkell

Debra H. Arkell, President and Chief Financial Officer